Form 10-K
period 2005-12-31
Merrill Auto Trust Securitization 2005-1
filed 2006-03-31
CIK 1330368

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
UNITED STATES
FORM 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Exact Name of Registrant as Specified in its Charter)
(State or Other Jurisdiction
Of Incorporation)
Registrant's telephone number, including area code:
Merrill Auto Trust Securitization 2005-1
Delaware
(I.R.S. Employer
Identification No.)
13-3891329
Commission File Number :
333-109271-01
(Address of Principal Executive Offices)
New York, New York
Four World Financial Center, North Tower,
(Zip Code)
10800
(212) 449-0336
Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
For the fiscal year ended December 31, 2005
or
For the transition period from _____________ to _____________
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ Yes]
Documents incorporated by reference:
None
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not Applicable.
[X No]
[ Yes] [X No]
[X Yes] [ No]
[X]
[ Y e s ] [X No]
Large accelerated filer [ ]
Accelerated filer [ ]
Non-accelerated filer [X]
PART I
Item 1. Business.
Not Applicable.
Item 1A. Risk Factors.
Not Applicable.
Item 1B. Unresolved Staff Comments.
Item 2. Properties.
Item 3. Legal Proceedings.
There were no legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
There were no matters submitted to a vote of the Security Holders.
Selected information regarding the Receivables, including the number and aggregate principal amount of delinquent
Receivables, and information relating to the delinquency rates and net losses on the Receivables at and for the year ending December 31, 2005, is set forth in Tables 1 and 2 below:
None.
Table 1. Selected Information Related to the Receivables.
Beginning Receivables Balance (as of June 2005 collection period)
Ending Receivables Balance (as of December 2005 collection period)
Change in Receivables Balance (from June 2005 to December 2005 collection periods)
Total Principal Losses
Total Recovery and Net Liquidation Proceeds
Total Net Losses
$1,818,270,183.60
$1,293,456,200.97
$524,813,982.63
$5,641,809.41
$10,114,990.97
$4,473,181.56
Table 2. Delinquency Experience of Receivables.
Delinquent Receivables - Number of Contracts and Principal Balances as of end of December 2005 collection period
Delinquency
0-29 days
30-59 days
60-89 days
90+ days
Repossessed Vehicles
Total
Number
114,238
921
183
126
105
115,573
Principal Balance
$1,277,869,298.42
$10,724,439.17
$2,014,124.02
$1,472,903.77
$1,375,435.59
$1,293,456,200.97
% Balance
98.795%
0.829%
0.156%
0.114%
0.106%
100.000%
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.
Item 6. Selected Financial Data.
No established public trading market for the Certificates exists.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Not Applicable.
PART II
Not Applicable.
Not Applicable.
Not Applicable.
There are approximately holders of record as of the end of the reporting year.
Sixty-Five (65)
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.
Item 9B. Other Information.
Not Applicable.
Not Applicable.
Not Applicable.
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions.
Item 14. Principal Accounting Fees and Services.
PART III
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
a) 1. Not Applicable.
Item 15. Exhibits, Financial Statement Schedules.
2. Not Applicable.
3. Exhibits.
b) See (a) 3 above.
c) Not Applicable.
PART IV
31.1 Sarbanes-Oxley Certification
99.1 Independent Accountant's Servicing Report for the year ended December 31, 2005
99.2 Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2005
99.3 Annual Statement of Compliance for the year ended December 31, 2005
a) Capital One Auto Finance, Inc., as Servicer
b) Capital One Auto Finance, Inc. as successor in interest to Onyx Acceptance Corporation, as Servicer
c) Ford Motor Credit Company, as Servicer
d) Systems & Services Technologies, Inc., as Servicer
a) Capital One Auto Finance, Inc., as Servicer
b) Capital One Auto Finance, Inc. as successor in interest to Onyx Acceptance Corporation, as Servicer
c) Ford Motor Credit Company, as Servicer
d) Systems & Services Technologies, Inc., as Servicer
a) Capital One Auto Finance, Inc., as Servicer
b) Capital One Auto Finance, Inc. as successor in interest to Onyx Acceptance Corporation, as Servicer
c) Ford Motor Credit Company, as Servicer
d) Systems & Services Technologies, Inc., as Servicer
e) U.S. Bank National Association, as Master Servicer
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By (Signature and Title): /s/ Bryan Calder
Bryan Calder, Executive Vice President, U.S. Bank National Association
as Master Servicer for: Merrill Auto Trust Securitization 2005-1
Date March 30, 2006
Exhibit Index
31.1 Sarbanes-Oxley Certification
99.1 Independent Accountant's Servicing Report for the year ended December 31, 2005
99.2 Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2005
99.3 Annual Statement of Compliance for the year ended December 31, 2005
a) Capital One Auto Finance, Inc., as Servicer
b) Capital One Auto Finance, Inc. as successor in interest to Onyx Acceptance Corporation, as Servicer
c) Ford Motor Credit Company, as Servicer
d) Systems & Services Technologies, Inc., as Servicer
a) Capital One Auto Finance, Inc., as Servicer
b) Capital One Auto Finance, Inc. as successor in interest to Onyx Acceptance Corporation, as Servicer
c) Ford Motor Credit Company, as Servicer
d) Systems & Services Technologies, Inc., as Servicer
a) Capital One Auto Finance, Inc., as Servicer
b) Capital One Auto Finance, Inc. as successor in interest to Onyx Acceptance Corporation, as Servicer
c) Ford Motor Credit Company, as Servicer
d) Systems & Services Technologies, Inc., as Servicer
e) U.S. Bank National Association, as Master Servicer